Form 10-K
period 1996-12-31
NATIONAL COLLEGIATE TRUST 1996-S1
filed 2006-06-16
CIK 1010495

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1996

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                          Commission File No. 33-63616
                                             ----------

                      THE NATIONAL COLLEGIATE TRUST 1996-S1
--------------------------------------------------------------------------------
               (Exact name of Issuer as specified in its charter)

                  Delaware                              51-6503559
----------------------------------------           --------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

                   C/O DELAWARE TRUST CAPITAL MANAGEMENT, INC.
                                900 MARKET STREET
                           WILMINGTON, DELAWARE 19801
                           --------------------------
           (Address of principal executive offices)   (Zip Code)

Issuer's telephone number, including area code:  302 421-7748
                                                 --- --------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                         -------------------

                NONE                                    NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                -------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes  X           No
                                     -----           ---

Documents Incorporated By Reference:
- -----------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated April 8, 1996 (the "Prospectus Supplement") together with the Prospectus dated April 8, 1996. Capitalized terms not defined herein shall have the meanings set forth in the Prospectus Supplement.

                      THE NATIONAL COLLEGIATE TRUST 1996-S1

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Part I

     Item  1. Business......................................................   1

     Item  2. Properties....................................................   1

     Item  3. Legal Proceedings.............................................   1

     Item  4. Submission of Matters to a Vote of Security Holders...........   1


Part II

     Item  5. Market for Issuer's Common Equity
                  and Related Shareholder Matters...........................   1

     Item  6. Selected Financial Data.......................................   1

     Item  7. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................   2

     Item  8. Financial Statements and Supplementary Data...................   2

     Item  9. Disagreements on Accounting and Financial Disclosure..........   2


Part III

     Item 10. Directors and Officers of the Issuer..........................   2

     Item 11. Executive Compensation........................................   2

     Item 12. Security Ownership of Certain Beneficial
                  Owners and Management.....................................   3

     Item 13. Certain Relationships and Related Transactions................   3


Part IV

     Item 14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K...................................   3

                                     PART I

ITEM 1   BUSINESS.

         The National Collegiate Trust 1996-S1 (the "Issuer") is a Delaware business trust established for the sole purpose of acquiring, owning, holding and pledging a portfolio of student loans (the "Student Loans") and issuing and selling bonds collateralized by the Student Loans, designated as the 7.45% Collateralized Student Loan Bonds, Series 1996-S1, with an aggregate initial principal amount of $3,090,000 (as of the date of issuance, April 10, 1996) and fixed interest rate per annum of 7.45%.


ITEM 2   PROPERTIES.

         See Item 14 below.


ITEM 3   LEGAL PROCEEDINGS.

         There were no legal proceedings involving the Student Loans, the Issuer, the Custodian, the Servicer, the Indenture Trustee or the Depositor with respect to the Student Loans.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fiscal year ended December 31, 1996.



                                     PART II

ITEM 5   MARKET FOR ISSUER'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) There is no established trading market for the Bonds.

         (b) As of January 13, 1997, there was one (1) holder of record of the Issuer's Bonds.


ITEM 6   SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

         Not applicable.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.



                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER.

         Not applicable.


ITEM 11  EXECUTIVE COMPENSATION.

         Not applicable.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

         The following table provides information, as of January 13, 1997 with respect to the ownership by each person or group of persons, known by the Issuer to be a record owner of 5% or more of the Bonds. This does not reflect the persons who hold their certificates in nominee or "street" name.

         Except as set forth below, the Issuer is not aware of any record owner of more than 5% of the Bonds as of the close of business on January 13, 1997.


================================================================================
                                                              Percent of Bonds
                                                               Outstanding (by
                                          Principal Amount   aggregate principal
                                           of Bonds Owned        balance or
                    Name and Address         of Record      Percentage Interest)
- ------------------------------------------------------------------------------
                 Bank of New York
Series 1996-S1:  925 Patterson Plank Road    $3,090,000            100%
                 Secaucus, New Jersey 07094
================================================================================


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable, since there have been no transactions nor are there any proposed transactions between the Issuer and any Bondholder or between the Issuer and any immediate family member of any Bondholder.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) and (2) Not applicable.

             (3) (i) Annual Statement of Compliance of the Servicer for the year ended December 31, 1996.

                 (ii) Annual Audit Report of the Servicer for the year ended
             December 31, 1996, as prepared by Ernst & Young LLP.

                 (iii) Servicer Report of the Servicer for the year ended
             December 31, 1996.

         (b) Reports on Form 8-K.

             The following Current Reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996:

             (i) Form 8-K filed on October 10, 1996--that form filed under Item 7 thereof, the Monthly Servicer Report, dated September 30, 1996, prepared by the Servicer and the Payment Date Statement, dated September 20, 1996, prepared by the Indenture Trustee.

             (ii) Form 8-K filed on November 19, 1996--that form filed under
             Item 7 thereof, the Monthly Servicer Report, dated November 6, 1996, prepared by the Servicer.

             (iii) Form 8-K filed on December 17, 1996--that form filed under
             Item 7 thereof, the Monthly Servicer Report, dated November 30, 1996, prepared by the Servicer.

         (c) The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Not applicable.


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report, proxy statement, form of proxy or other soliciting material has been sent to Bondholders, and the Issuer does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES


         Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE NATIONAL COLLEGIATE TRUST 1996-S1
                                   (Issuer)


                                   By:   DELAWARE TRUST CAPITAL
                                         MANAGEMENT, INC.,
                                         not in its individual capacity but
                                         as Owner Trustee


                                   By: /s/ Richard N. Smith
                                      ---------------------
                                   Name: Richard N. Smith
                                   Title: Vice President


Dated:  March 26, 1997